Form 10-K
period 1998-12-31
UNION PLANTERS MORT FIN CORP MORT PASS THR CERT SER 1998 1
filed 1999-03-30
CIK 1067962

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

|X| Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1998

                                       OR

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _______________

                          Commission File No. 000-23849
                                              ---------

                               UPMFC TRUST 1998-1
                               ------------------
             (Exact name of registrant as specified in its charter)

               NEW YORK                                         13-4017742
               --------                                         ----------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

                            C/O THE BANK OF NEW YORK
                101 BARCLAY STREET 12-E NEW YORK, NEW YORK 10286
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (212) 815-2297
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
          Title of each class                          On which registered
          -------------------                          -------------------

                 NONE                                     NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X     No
                                      ---      ---

Documents Incorporated by Reference:
-----------------------------------

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Prospectus Supplement dated May 22, 1998 together with the Prospectus dated May 22, 1998 and each Form 8-K filed during the period between June 1, 1998 and December 31, 1998.

                                                UPMFC TRUST 1998-1

                                                     FORM 10-K

                                                 TABLE OF CONTENTS
                                                                                                               Page
                                                                                                               ----
Part I

         Item     1.  Business............................................................................        1

         Item     2.  Properties..........................................................................        1

         Item     3.  Legal Proceedings...................................................................        1

         Item     4.  Submission of Matters to a Vote of Security Holders.................................        1


Part II

         Item     5.  Market for Registrant's Common Equity
                          and Related Shareholder Matters.................................................        1

         Item     6.  Selected Financial Data.............................................................        2

         Item     7.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.............................................        2

         Item     7A. Quantitative and Qualitative Disclosures About Market Risk..........................        2

         Item     8.  Financial Statements and Supplementary Data.........................................        2

         Item     9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.................................................        2


Part III

         Item    10.  Directors and Officers of the Registrant............................................        2

         Item    11.  Executive Compensation..............................................................        2

         Item    12.  Security Ownership of Certain Beneficial
                          Owners and Management...........................................................        3

         Item    13.  Certain Relationships and Related Transactions......................................        6

         Item    14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K.........................................................        7

                                     PART I

ITEM 1   BUSINESS.
         --------

         Not applicable.


ITEM 2   PROPERTIES.
         ----------

         The property of the Trust consists solely of a pool of mortgage loans, all funds collected in respect thereof and monies on deposit in certain trust accounts. The monthly remittance reports which the Trustee is required to include with each monthly distribution of trust assets sets forth all of the relevant financial information required by the Pooling and Servicing Agreement to be reported to Certificateholders. The monthly reports filed on Form 8-K for the months of June 1998 through December 1998 are incorporated herein by reference. For more information regarding the property of the trust, see the Master Servicers Annual Statement of Compliance and the Annual Accounts' Certificate attached hereto as Exhibits 99.1 and 99.2 respectively.


ITEM 3   LEGAL PROCEEDINGS.
         -----------------

         There were no material legal proceedings involving either the Trust, the Trustee, the custodian, the Servicer or the Registrant with respect to the Trust.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.



                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

         (a) There is no established trading market for the Certificates.

         (b) As of January 5, 1999, with respect to UPMFC 1998-1 there were twenty two (22) holders of record of the Registrant's Class A-1 Certificates, there were five (5) holders of record of the Registrant's Class A-2 Certificates, there were eleven (11) holders of record of the Registrant's Class A-3 Certificates, there were five (5) holders of record of the Registrant's

Class A-4 Certificates, there were four (4) holders of record of the Registrant's Class A-5 Certificates and there was one (1) holder of record of the Registrant's Class X-1 Certificates.

         This does not reflect the number of persons who hold their certificates in nominee or "street" name through various brokerage firms.


ITEM 6   SELECTED FINANCIAL DATA.
         -----------------------

         Not applicable.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.
         ----------------------------------------------------------------


         Not applicable.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

         Not applicable.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

         Not applicable.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

         Not applicable since there was no change of accountants or disagreements on any matter of accounting principles or practices of financial disclosure.


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------

         Not applicable.


ITEM 11  EXECUTIVE COMPENSATION.
         ----------------------

         Not applicable.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.
         ---------------------------------------------------

         The following table provides information, as of January 5, 1999 with respect to the ownership by each person or group of persons, known by the Registrant to be a record owner of 5% or more of each class of the 1998-1 Series of Certificates. This does not reflect the persons who hold their certificates in nominee or "street" name.

         Except as set forth below, the Registrant is not aware of any record owner of more than 5% of each class of the Certificates as of the close of business on January 5, 1999.


                                                                                                     Percent of Class of
                                                                                                   Certificates Outstanding
      Series 1998-1                                                  Principal Amount of           (by aggregate principal
         Class of                                                    Certificates Owned             balance or Percentage
       Certificates                  Name And Address                     Of Record                       Interest)
       ------------                  ----------------                     ---------                       ---------
Class A-1                  American Express Trust                        $20,000,000                         10%
                           Company
                           1200 Northstar West
                           Minneapolis, MN 55440

                           Bankers Trust Company                         $16,075,000                          8%
                           c/o BT Services Tennessee
                           Inc.
                           648 Grasssmere Park Drive
                           Nashville, TN 37211

                           Boston Safe Deposit and                       $17,255,000                          9%
                           Trust Company
                           c/o Mellon Bank, N.A.
                           Three Mellon Bank Center
                           Room 153-3015
                           Pittsburgh, PA 15259


                                                                                                     Percent of Class of
                                                                                                   Certificates Outstanding
      Series 1998-1                                                  Principal Amount of           (by aggregate principal
         Class of                                                    Certificates Owned             balance or Percentage
       Certificates                  Name And Address                     Of Record                       Interest)
       ------------                  ----------------                     ---------                       ---------
                           Investors Fiduciary Trust                     $45,000,000                         23%
                           Company/SSB
                           Global Corp. Action Dept.
                           JAB5W
                           P.O. Box 1631
                           Boston, MA 02105-1631

                           PNC Bank National                             $15,225,000                          8%
                           Association
                           1835 Market Street
                           11 Penn Center, 15th Floor
                           Philadelphia, PA 19105

                           State Street Bank and Trust                   $47,567,750                         24%
                           Company
                           Global Corp. Action Dept.
                           JAB5W
                           P.O. Box 1631
                           Boston, MA 02105-1631

Class A-2                  Boston Safe Deposit and                       $1,750,000                           9%
                           Trust Company
                           (See Above)

                           Compass Bank                                  $9,915,000                          50%
                           701 20th Street, 11th Floor
                           Birmingham, AL 35233

                           Investors Fiduciary Trust                     $6,000,000                          30%
                           Company/SSB
                           (See Above)

                           State Street Bank and Trust                   $1,750,000                           9%
                           Company
                           (See Above)

                                                                                                     Percent of Class of
                                                                                                   Certificates Outstanding
      Series 1998-1                                                  Principal Amount of           (by aggregate principal
         Class of                                                    Certificates Owned             balance or Percentage
       Certificates                  Name And Address                     Of Record                       Interest)
       ------------                  ----------------                     ---------                       ---------

Class A-3                  The Bank of New York                          $12,176,000                         18%
                           925 Patterson Plank Road
                           Secaucus, New Jersey
                           07094

                           Chase Manhattan Bank                          $7,243,500                          11%
                           4 New York Plaza
                           13th Floor
                           New York, NY 10004

                           Chase Manhattan Bank                          $4,000,000                           6%
                           Trust Co. of California
                           4 New York Plaza
                           Proxy Department
                           13th Floor
                           New York, NY 10004

                           Huntington National Bank                      $11,500,000                         17%
                           41 South High Street
                           Attn:  Proxy Dept.
                           HC1040
                           Columbus, OH 43287

                           Investors Fiduciary Trust                     $13,000,000                         20%
                           Company
                           (See Above)

                           The Northern Trust                            $3,100,000                           5%
                           Company
                           801 S. Canal C-IN
                           Chicago, IL 60607

                           PNC Bank, National                            $9,093,500                          14%
                           Association
                           (See Above)

Class A-4                  Bankers Trust Company                         $14,904,000                         22%
                           (See Above)


                                                                                                     Percent of Class of
                                                                                                   Certificates Outstanding
      Series 1998-1                                                  Principal Amount of           (by aggregate principal
         Class of                                                    Certificates Owned             balance or Percentage
       Certificates                  Name And Address                     Of Record                       Interest)
       ------------                  ----------------                     ---------                       ---------
                           Chase Manhattan Bank                          $5,983,000                           9%
                           (See Above)

                           Investors Fiduciary Trust                     $15,000,000                         23%
                           Company
                           (See Above)

                           State Street Bank and Trust                   $29,460,000                         44%
                           Company
                           (See Above)

Class A-5                  Bankers Trust Company                         $7,264,500                          38%
                           (See Above)

                           Investors Fiduciary Trust                     $4,000,000                          21%
                           Company/SSB
                           (See Above)

                           The Northern Trust                            $1,000,000                           5%
                           Company
                           (See Above)

                           State Street Bank and Trust                   $6,895,500                          36%
                           Company
                           (See Above)

Class X-1                  Morgan Stanley & Co.
                           Incorporated
                           One Pierrepont Plaza,
                           7th Fl.
                           Brooklyn, NY 11201                           $380,958,124                         100%

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------

         Not applicable.

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

         (a) The following documents are filed as a part of this report:

             1. Annual Statement of Compliance of Union Planters Mortgage, as
                Master Servicer, dated March 9, 1999.

             2. Annual Accountant's Certificate of PricewaterhouseCoopers LLP,
                dated March 22,1999.

         (b) Reports on Form 8-K. The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:

             1. Monthly Remittance Report, dated October 26, 1998.

             2. Monthly Remittance Report, dated November 25, 1998.

             3. Monthly Remittance Report, dated December 25, 1998.

                               Item 601(a) of
                               Regulation S-K
         (C) Exhibit No.       Exhibit No.               Description
             -----------       ---------------           ------------

             99.1                   99                   Annual Statement of
                                                         Compliance
             99.2                   99                   Annual Accountant's
                                                         Certificate

         (d) Not applicable.

                                   SIGNATURES

                  Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UPMFC TRUST 1998-1
                                          (Registrant)
                                          By: The Bank of New York not in its
                                          individual capacity, but solely as
                                          Trustee


                                                By: /s/ Franklin B. Austin
                                                    ----------------------
                                                    Franklin B. Austin
                                                    Assistant Vice President

                                          Date: March 30, 1999